Form 10-Q
period 1998-03-31
PRICE COMMUNICATIONS CELLULAR HOLDINGS INC
filed 1998-05-08
CIK 1050028

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to

                               -------------------

                             Commission file number
                                    333-36253

                  PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC.
             (Exact Name of Registrant as specified in its charter)

                  Delaware                                       13-3956940
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

           45 Rockefeller Plaza,                                   10020
            New York, New York                                   (Zip Code)
(Address of principal executive offices)

                  Registrant's telephone number (212) 757-5600

                              --------------------

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No ___

The number of shares outstanding of the issuer's common stock as of April 17, 1998 was 100.

================================================================================

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets- December 31, 1997
           and March 31, 1998................................................I-1

      Condensed Consolidated Statements of Operations - Three
           months ended March 31, 1997 and 1998..............................I-2

      Condensed Consolidated Statements of Stockholder's Equity..............I-3

      Condensed Consolidated Statements of Cash Flows - Three
           months ended March 31, 1997 and 1998..............................I-4

      Notes to Condensed Consolidated Financial Statements...................I-5

   ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................I-7

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings................................................II-1

   ITEM 2. Changes in Securities............................................II-1

   ITEM 3. Defaults Upon Senior Securities..................................II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders..............II-1

   ITEM 5. Other Information................................................II-1

   ITEM 6. Exhibits and Reports on Form 8-K.................................II-1


SIGNATURES..................................................................II-2

Item 1. Financial Statements

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                ($ in thousands)

                                   (Unaudited)

                                                         March 31,  December 31,
                                                           1998         1997
                                                        ----------- ------------
                                   Assets

Current assets:
      Cash and cash equivalents                          $    7,823   $   27,926
      Trade accounts receivable, net of
           allowance for doubtful accounts                   16,441       15,940
      Receivable from other cellular carriers                 2,036        3,902
      Deferred income taxes                                   4,807        5,402
      Prepaid expenses and deposits                           1,848          902
      Inventory                                               2,005        1,280
                                                         ----------   ----------
             Total current assets                            34,960       55,352

Net property and equipment                                  147,003      151,141
Licenses, net of amortization                               911,923      918,488
Other intangible assets and other assets,
    at cost less accumulated amortization                    18,899       19,498
                                                         ----------   ----------
                                                         $1,112,785   $1,144,479
                                                         ==========   ==========

                             Liabilities and Equity

Current liabilities:
      Current installments of long-term debt             $    2,250   $    2,812
      Payable to Price Communications Corporation               658        2,328
      Accounts payable                                        8,791       13,059
      Accrued interest payable                                5,285       11,361
      Accrued salaries and employee benefits                  2,028        2,324
      Other accrued liabilities                              16,237       16,031
      Deferred revenue                                        3,839        3,755
      Customer deposits                                         739          602
                                                         ----------   ----------
           Total current liabilities                         39,827       52,272

Long-term debt, excluding current installments              681,624      690,300
Accrued income taxes - long term                             48,571       50,491
Deferred income taxes                                       306,359      308,901
Minority interests                                            7,812        7,352

Commitments and contingencies                                    --           --

Stockholder's equity                                         28,592       35,163
                                                         ----------   ----------
                                                         $1,112,785   $1,144,479
                                                         ==========   ==========

See accompanying notes to condensed consolidated financial statements.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                ($ in thousands)

                                   (Unaudited)


                                                       Company      Predecessor
                                                      ---------     -----------
                                                        For the three months
                                                           ended March 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
Revenue:
     Service                                          $ 40,684         $ 42,220
     Equipment sales and installation                    2,591            2,463
                                                      --------         --------
          Total revenue                                 43,275           44,683
                                                      --------         --------
Operating expenses:
     Engineering, technical and other direct             6,751            7,430
     Cost of equipment                                   5,496            5,807
     Selling, general and administrative                11,717           13,360
     Depreciation and amortization                      11,928            8,281
                                                      --------         --------
          Total operating expenses                      35,892           34,878
                                                      --------         --------
          Operating income                               7,383            9,805
                                                      --------         --------
Other income (expense):
     Interest expense, net                             (17,285)          (7,872)
     Other income (expense), net                           (37)              71
                                                      --------         --------
          Total other expense                          (17,322)          (7,801)
                                                      --------         --------
          Income (loss) before minority interest
            share of income and income taxes            (9,939)           2,004
Minority interest share of income                         (460)            (331)
                                                      --------         --------
          Income (loss) before income taxes            (10,399)           1,673
Income tax (expense) benefit                             3,828             (496)
                                                      --------         --------
          Net income (loss)                           $ (6,571)        $  1,177
                                                      ========         ========

See accompanying notes to condensed consolidated financial statements.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Stockholder's Equity

                                ($ in thousands)

                                   Common Stock
                                     Class A        Additional                 Total
                                ------------------   paid-in     Retained   stockholder's
                                 Shares    Amount    capital     earnings     equity
                                --------   -------   --------    --------    --------
Balances at May 29, 1997              --   $    --   $     --    $     --    $     --

Capital contribution                 100        --     44,015          --      44,015
Net loss                              --        --         --      (8,852)     (8,852)
                                --------   -------   --------    --------    --------

Balances at December 31, 1997        100        --     44,015      (8,852)     35,163

Net loss                              --        --         --      (6,571)     (6,571)
                                --------   -------   --------    --------    --------

Balances at March 31, 1998           100   $    --   $ 44,015    $(15,423)   $ 28,592
                                ========   =======   ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)

                                                       Company      Predecessor
                                                      ---------     -----------
                                                        For the three months
                                                           ended March 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
Cash flows from operating activities:
     Net income (loss)                                $ (6,571)        $  1,177
                                                      --------         --------
     Adjustments to reconcile net income (loss)
        to net cash provided by (used
        in) operating activities:
            Depreciation and amortization               11,928            8,281
            Minority interest share of income              460              331
            Deferred income taxes                       (1,947)             496
            Loss on disposal of property                    37                5
            Interest deferred and added to
              long-term debt                             2,886               --
            Payment of deferred interest                    --           (1,514)
            Decrease (increase) in trade accounts
              receivable                                  (501)           1,730
            Decrease (increase) in inventory              (725)           1,223
            Increase (decrease) in accounts payable
              and accrued expenses                      (6,278)           1,252
            Decrease in accrued interest payable        (6,076)              --
            Change in other accounts                     1,182             (651)
                                                      --------         --------
               Total adjustments                           966           11,153
                                                      --------         --------
               Net cash provided by (used in)
                 operating activities                   (5,605)          12,330
                                                      --------         --------
Cash flows from investing activities:
     Capital expenditures                                 (704)         (16,987)
     Proceeds from sales of property and equipment          --               12
     Purchase of cellular systems                           --          (31,096)
     Purchases of minority interests                        --             (368)
     Increase in other intangible assets and
       other assets                                         --              (48)
                                                      --------         --------
               Net cash used in investing activities      (704)         (48,487)
                                                      --------         --------
Cash flows from financing activities:
     Increase in short-term notes payable                   --            1,332
     Repayment of long-term debt                       (12,124)          (3,782)
     Repayment of advances from Price
       Communications Corporation                       (1,670)              --
     Proceeds from long-term debt                           --           39,000
                                                      --------         --------
               Net cash provided by (used in)
                 financing activities                  (13,794)          36,550
                                                      --------         --------
               Net increase (decrease) in cash
                 and cash equivalents                  (20,103)             393
Cash and cash equivalents at the beginning of period    27,926            1,698
                                                      --------         --------
Cash and cash equivalents at the end of period        $  7,823         $  2,091
                                                      ========         ========

Supplemental disclosure of cash flow information:

     Income taxes (received) paid, net                $     63         $   (648)
                                                      ========         ========
     Interest paid                                    $ 20,577         $  8,615
                                                      ========         ========

See accompanying notes to condensed consolidated financial statements.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                ($ in thousands)
                                   (Unaudited)

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

Basis of Presentation

      The accompanying condensed consolidated financial statements of Price Communications Cellular Holdings, Inc. and subsidiaries (the "Company") have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials. In the opinion of management, all adjustments (none of which were other than normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                                ($ in thousands)
                                   (Unaudited)

(1) Summary of Significant Accounting Policies - (Continued)

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 1, 1997 to reflect the price paid by PCC to acquire 100% of its Common Stock, a process generally referred to as "push down" accounting.

      The Company's condensed consolidated Statement of Operations and Statement of Cash Flows for the first quarter 1997 reflect its historical results of operations and are referred to as the "Predecessor" condensed consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report results of operations and cash flows of these two separate entities.

Reclassifications

      Certain reclassifications have been made to the 1997 Statement of Operations and Statement of Cash Flows to conform to the 1998 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto. References to the Company also include its predecessor, Palmer Wireless, Inc.

      Results for the Predecessor for the three months ended March 31, 1997 are based solely on the historical operations of the Predecessor prior to the merger. The discussion for the three months ended March 31, 1998 is based upon the results of the Company.

OVERVIEW

      Price Communications Cellular Holdings, Inc. ("Holdings" or the "Company"), a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly-owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. ("Palmer).

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

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 1998, the Company provided cellular telephone service to 326,721 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.

Market Ownership

      The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1997 and March 31, 1998.

                                                   December 31,   March 31,
 Cellular Service Area                                 1997          1998
 ---------------------                                 ----          ----

 Dothan, Alabama ................................       94.6%         94.6%
 Montgomery, Alabama ............................       92.8          92.8
 Albany, Georgia ................................       86.5          86.5
 Augusta, Georgia ...............................      100.0         100.0
 Columbus, Georgia ..............................       85.2          85.2
 Macon, Georgia .................................       99.2          99.2
 Savannah, Georgia ..............................       98.5          98.5
 Panama City, Florida ...........................       78.4          78.4
 Alabama 8 - RSA ................................      100.0         100.0
 Georgia 6 - RSA ................................       96.3          96.3
 Georgia 7 - RSA ................................      100.0         100.0
 Georgia 8 - RSA ................................      100.0         100.0
 Georgia 9 - RSA ................................      100.0         100.0
 Georgia 10 - RSA ...............................      100.0         100.0
 Georgia 12 - RSA ...............................      100.0         100.0
 Georgia 13 - RSA ...............................       86.5          86.5

RESULTS OF OPERATIONS

      The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                         Predecessor     Company
                                                         -----------     -------
                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           1997           1998
                                                         -------         -------
Revenue:
Service ............................................        94.5%         94.0%
Equipment sales and installation ...................         5.5           6.0
                                                           -----         -----
        Total revenue ..............................       100.0         100.0

Operating expenses:
Engineering, technical and other direct:
        Engineering and technical (1) ..............         7.9           8.4
        Other direct costs of services (2) .........         8.7           7.2
Cost of equipment (3) ..............................        13.0          12.7
Selling, general and administrative:
        Sales and marketing (4) ....................         8.6           9.8
        Customer service (5) .......................         6.7           6.7
        General and administrative (6) .............        14.6          10.6
Depreciation and amortization ......................        18.5          26.3
                                                           -----         -----
        Total operating expenses ...................        78.0          81.7

Operating income ...................................        22.0%         18.3%
Operating income before depreciation
  and amortization (7) .............................        40.5%         44.6%

------------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

      Revenue. Service revenues totaled $40.7 million for the first quarter of 1998, a decrease of 3.6% from $42.2 million for the first quarter of 1997. The decrease is primarily attributable to service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $7.4 million in the first quarter of 1997. This was partially offset by an increase in the average number of subscribers to 314,068 in the first quarter 1998 from 295,320 in 1997. The average number of subscribers attributable to the Ft. Myers Sale and Georgia Sale was 37,362 in the first quarter of 1997.

      Average monthly revenue per subscriber decreased 9.5% to $43.18 for the first quarter of 1998 from $47.70 for the first quarter of 1997. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased by 5.2% to $2.6 million for the first quarter of 1998 compared to $2.5 million for the first quarter of 1997. The increase is partially due to a 3.3% increase in gross subscriber activations in the first quarter of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.0% in the first quarter of 1998 from 5.5% in the first quarter of 1997.

      Operating Expenses. Engineering and technical expenses increased by 3.0% to $3.6 million for the first quarter of 1998 from $3.5 million in the first quarter of 1997, due primarily to the increase in subscribers. As a percentage of revenue, engineering and technical expenses increased to 8.4% for the first quarter of 1998 from 7.9% for the first quarter of 1997 primarily because centralized engineering is being spread over a smaller number of markets than last year, a result of the Ft. Myers Sale and Georgia Sale. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the first quarter of 1997.

      Other direct costs of service decreased to $3.1 million for the first quarter of 1998 from $3.9 million for the first quarter of 1997 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.2% from 8.7%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the first quarter of 1997.

      The cost of equipment decreased 5.4% to $5.5 million for the first quarter of 1998 from $5.8 million for the first quarter of 1997, due primarily to reductions of equipment costs by manufacturers. Equipment sales resulted in losses of $2.9 million in 1998 versus $3.3 million in 1997 primarily as a result of reduced equipment costs and slightly better retail margins. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the first quarter of 1997.

      Selling, general and administrative expenses decreased 12.3% to $11.7 million in the first quarter of 1998 from $13.4 million in the first quarter of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 10.5% to $4.2 million for the first quarter of 1998 from $3.8 million for the same period in 1997. This increase is primarily due to the 3.3% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 9.8% for the first quarter of 1998 compared to 8.6% for the first quarter of 1997. The Company's cost to add a gross subscriber, including loss on telephone sales, decreased to $223 for the first quarter of 1998 from $235 for the first quarter of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the first quarter of 1997.

      Customer service costs decreased 2.3% to $2.9 million for the first quarter of 1998 from $3.0 million for the first quarter of 1997. As a percentage of revenue, customer service costs remained flat at 6.7% for the first quarter of both 1998 and 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.3 million for the first quarter of 1997.

      General and administrative expenditures decreased 30.2% to $4.6 million for the first quarter of 1998 from $6.5 million for the first quarter of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 10.6% in the first quarter of 1998 from 14.6% in the first quarter of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.6 million for the first quarter of 1997.

      Depreciation and amortization increased 37.5% to $11.4 million for the first quarter of 1998 from $8.3 million for the first quarter of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 26.3% for the first quarter of 1998 compared to 18.5% for the first quarter of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.7 million for the first quarter of 1997.

      Operating income decreased 19.2% to $7.9 million in the first quarter of 1998, from $9.8 million for the first quarter of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 126.4% to $17.8 million for the first quarter of 1998 from $7.9 million in the first quarter of 1997 primarily due to rate increases and additional borrowings incurred as a result of the recent merger.

      Income tax benefit was $3.8 million in the first quarter of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $.5 million in the first quarter of 1997 based on earnings.

      Net loss for the first quarter of 1998 was $6.6 million compared to net income of $1.2 million for the first quarter of 1997. The decrease in net income is primarily attributable to increases in interest expense and depreciation and amortization partially offset by the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow.

      In October 1997, PCW entered into a Credit agreement ("Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525 million. The Credit Agreement includes a $325 million term loan facility and a $200 million revolving credit facility. The term loan facility is comprised of tranche A term loans of up to $100 million, which mature on September 30, 2005, and tranche B term loans of up to $225 million, which mature on September 30, 2006. The revolving credit facility will terminate September 30, 2005. The Credit Agreement bears interest at the alternate base rate, as defined in the Credit Agreement, or the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-dollar rate loans and (y) 1.5% for base rate loans and (ii) in the case of tranche B term loans (x) 2.75% for Euro-Dollar rate loans and (y) 1.5% for base rate loans. The Credit Agreement contains restrictions on the subsidiary's ability to engage in certain activities, including limitations on incurring additional indebtedness, capital expenditures, liens and investments, payment of dividends and the sale of assets. Holdings is a guarantor of the Credit Agreement. As of March 31, 1998 there was $425.9 million outstanding under the Credit Agreement.

      In July 1997, PCW issued $175 million of $11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

      In August 1997 Holdings issued 153,400 units, consisting of Notes and Warrants, in exchange for $80 million. The Notes accrete at a rate of 13.5% compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of Holdings, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date; provided that the trading price of the common stock of PCC shall equal or exceed certain levels. The Notes mature on August 1, 2007 and contain covenants that restrict payment of dividends, incurrence of debt and sale of assets.

INFLATION

      The Company believes that inflation affects its business no more than it generally affects other similar businesses.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit
              Number                              Description
              ------                              -----------
                27                           Financial Data Schedule

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC.

Date:  May 6, 1998                By:      /s/ Robert Price
                                     ----------------------------
                                  Robert Price
                                  Director, President and Treasurer