Form 10-Q
period 1998-06-30
PRICE COMMUNICATIONS CELLULAR HOLDINGS INC
filed 1998-07-27
CIK 1050028

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q


             ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____ to ____

                            -----------------------

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

                             -----------------------


Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The number of shares outstanding of the issuer's common stock as of July 10, 1998 was 100.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX



PART  I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets- December 31, 1997 and June 30, 1998............I-1

        Condensed Consolidated Statements of Operations - Three months ended
        June 30, 1997 and 1998 and six months ended June 30, 1997 and 1998....................I-2

        Condensed Consolidated Statements of Stockholder's Equity.............................I-3

        Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1998..............................................................................I-4

        Notes to Condensed Consolidated Financial Statements..................................I-5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations....................................................................................I-7

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings....................................................................II-1

ITEM 2. Changes in Securities................................................................II-1

ITEM 3. Defaults Upon Senior Securities......................................................II-1

ITEM 4. Submission of Matters to a Vote of Security Holders................................. II-1

ITEM 5.Other Information.....................................................................II-1

ITEM 6. Exhibits and Reports on Form 8-K.....................................................II-1

SIGNATURES...................................................................................II-2

Item 1.                         Financial Statements

         PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                ($ in thousands)

                                  (Unaudited)

                                                            December 31,    June 30,
                                                                  1997        1998
                                                            ------------    --------
                                     Assets
Current assets:
                Cash and cash equivalents                    $   27,926  $   92,681
                Trade accounts receivable, net of
                        allowance for doubtful accounts          15,940      18,682
                Receivable from other cellular carriers           3,902       2,231
                Deferred income taxes                             5,402       3,257
                Prepaid expenses and deposits                       902       8,054
                Inventory                                         1,280       2,607
                                                                  -----       -----

                                Total current assets         $   55,352  $  127,512

Net property and equipment                                      151,141     145,455
Licenses, net of amortization                                   918,488     905,912
Other intangible assets and other assets,
at cost less accumulated amortization                            19,498      22,175
                                                                 ------      ------

                                                             $1,144,479  $1,201,054
                                                             ----------  ----------
                                                             ----------  ----------

                             Liabilities and Equity

Current liabilities:
                Current installments of long-term debt       $    2,812  $     --
                Payable to Price Communications Corporation       2,328       1,400
                Accounts payable                                 13,059       7,912
                Accrued interest payable                         11,361      13,001
                Accrued salaries and employee benefits            2,324       2,760
                Other accrued liabilities                        16,031      12,193
                Deferred revenue                                  3,755       4,094
                Customer deposits                                   602         810
                                                                    ---         ---

                        Total current liabilities            $   52,272  $   42,170

Long-term debt, excluding current installments                  690,300     785,989
Accrued income taxes - long- term                                50,491      43,219
Deferred income taxes                                           308,901     303,539
Minority interests                                                7,352       8,355

Commitments and contingencies                                      --          --

Stockholder's equity                                             35,163      17,782
                                                                 ------      ------

                                                             $1,144,479  $1,201,054
                                                             ----------  ----------
                                                             ----------  ----------


                Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.






See accompanying notes to condensed consolidated financial statements.

         PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                ($ in thousands)

                                  (Unaudited)


                                                             Predecessor       Company      Predecessor        Company
                                                             -----------       -------      -----------        -------
                                                                 For the three months            For the six months
                                                                     ended June 30,                ended June 30,
                                                             -------------------------      ----------------------------
                                                                 1997            1998            1997            1998
                                                                 ----            ----            ----            ----
Revenue:
        Service                                                 $ 45,920        $ 45,737        $ 88,140        $ 86,421
        Equipment sales and installation                           2,625           3,181           5,088           5,772
                                                                --------        --------        --------        --------
                Total revenue                                   $ 48,545        $ 48,918        $ 93,228        $ 92,193
                                                                --------        --------        --------        --------

Operating expenses:
        Engineering, technical and other direct                    8,124           7,111          15,554          13,862
        Cost of equipment                                          5,250           6,019          11,057          11,515
        Selling, general and administrative                       13,844          13,588          27,204          25,305
        Depreciation and amortization                              8,305          11,165          16,586          22,553
                                                                --------        --------        --------        --------
                Total operating expenses                        $ 35,523        $ 37,883        $ 70,401        $ 73,235
                                                                --------        --------        --------        --------

                Operating income                                $ 13,022        $ 11,035        $ 22,827        $ 18,958
                                                                --------        --------        --------        --------

Other income (expense):
        Interest expense, net                                     (8,241)        (18,082)        (16,113)        (35,907)
        Other income (expense), net                                   91              (6)            162             (43)
                                                                --------        --------        --------        --------

                Total other expense                             $ (8,150)       $(18,088)       $(15,951)       $(35,950)
                                                                --------        --------        --------        --------

                Income (loss) before minority interest
                        share of income, income taxes
                        and extraordinary item                  $  4,872        $ (7,053)       $  6,876        $(16,992)

Minority interest share of income                                   (451)           (542)           (782)         (1,002)
                                                                --------        --------        --------        --------

                Income (loss) before income taxes
                        and extraordinary item                  $  4,421        $ (7,595)       $  6,094        $(17,994)

Income tax (expense) benefit                                      (1,898)          2,687          (2,394)          6,515
                                                                --------        --------        --------        --------

                Income (loss) before extraordinary item         $  2,523        $ (4,908)       $  3,700        $(11,479)

Extraordinary item - write off of deferred finance costs,
                net of income tax benefit of $3,935                 --            (5,902)           --            (5,902)
                                             ------             --------        --------        --------        --------

                Net income (loss)                               $  2,523        $(10,810)       $  3,700        $(17,381)
                                                                --------        --------        --------        --------
                                                                --------        --------        --------        --------



See accompanying notes to condensed consolidated financial statements.

         PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Stockholder's Equity

                                ($ in thousands)



                                         Common Stock        Additional                        Total
                                           Class A             paid-in       Retained       stockholder's
                                      Shares      Amount        capital      earnings         equity
                                      ------      ------     ----------      --------       -------------

Balances at May 29, 1997                --         $ --         $   --         $   --          $   --

Capital contribution                     100         --           44,015           --            44,015
Net loss                                --           --             --           (8,852)         (8,852)
                                                                                 ------          ------

Balances at December 31, 1997            100       $ --         $ 44,015       $ (8,852)       $ 35,163
Net loss                                --           --             --          (17,381)        (17,381)
                                                                                -------         -------

Balances at June 30, 1998                100       $ --         $ 44,015       $(26,233)       $ 17,782
                                         ---       --           --------       --------        --------
                                         ---       --           --------       --------        --------



See accompanying notes to condensed consolidated financial statements.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)


                                                                                 Predecessor             Company
                                                                                    For the six months
                                                                                         ended June 30,
                                                                                 1997            1998
Cash flows from operating activities:
        Net income (loss)                                                                  $   3,700        $ (17,381)
                                                                                           ---------        ---------
        Adjustments to reconcile net income (loss) to net cash
                provided by operating activities:
                        Depreciation and amortization                                         16,586           22,553
                        Minority interest share of income                                        782            1,003
                        Deferred income taxes                                                  2,219           (3,217)
                        (Gain) loss on disposal of property                                       (9)              37
                        Interest deferred and added to long-term debt                           --              5,876
                        Payment of deferred interest                                          (1,514)            --
                        Decrease (increase) in trade accounts receivable                         500           (2,742)
                        Decrease (increase) in inventory                                       2,085           (1,327)
                        Increase (decrease) in accounts payable and accrued expenses           1,799           (8,549)
                        Decrease in accrued income taxes - long -term                           --             (7,272)
                        Increase in accrued interest payable                                    --              1,640
                        Write off of deferred finance costs                                     --              9,837
                        Change in other accounts                                                (576)           2,893
                                                                                                ----            -----
                           Total adjustments                                               $  21,872        $  20,732
                                                                                           ---------        ---------
                                Net cash provided by operating activities                  $  25,572        $   3,351
                                                                                           ---------        ---------
Cash flows from investing activities:
        Capital expenditures                                                                 (31,700)          (4,171)
        Proceeds from sales of property and equipment                                            201             --
        Purchase of cellular systems                                                         (31,260)            --
        Purchases of minority interests                                                         (794)            --
        Increase in other intangible assets and other assets                                    (150)            --
                                                                                                ----
                                Net cash used in investing activities                      $ (63,703)       $  (4,171)
                                                                                           ---------        ---------

Cash flows from financing activities:
        Increase in short-term notes payable                                                     955             --
        Repayment of long-term debt                                                           (3,782)        (437,999)
        Repayment of advances from Price Communications Corporation                                              (928)
        Proceeds from long-term debt                                                          41,000          525,000
        Cash pledged for outstanding interest rate swap contracts                                              (6,738)
        Payment of debt issuance costs                                                                        (13,760)
                                                                                           ---------        ---------
                                Net cash provided by financing activities                  $  38,173        $  65,575
                                                                                           ---------        ---------

                                Net increase in cash and cash equivalents                  $      42        $  64,755
Cash and cash equivalents at the beginning of period                                           1,698           27,926
                                                                                               -----           ------
Cash and cash equivalents at the end of period                                             $   1,740        $  92,681
                                                                                           ---------        ---------
                                                                                           ---------        ---------


Supplemental disclosure of cash flow information:

        Income taxes (received) paid, net                                                  $    (617)       $     134
                                                                                           ---------        ---------
                                                                                           ---------        ---------

        Interest paid                                                                      $  16,328        $  29,177
                                                                                           ---------        ---------
                                                                                           ---------        ---------


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

         The Company's condensed consolidated Statement of Operations for the second quarter of 1997 and for the six months ended June 30, 1997 and Statement of Cash Flows for the six months ended June 30, 1997 reflect its historical results of operations and cash flows and are referred to as the "Predecessor" condensed consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report results of operations and cash flows of these two separate entities.


Reclassifications

       Certain reclassifications have been made to the 1997 Statement of Operations and Statement of Cash Flows to conform to the 1998 presentation.


(2)      Long-Term Debt


          In June 1998, PCW issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The net proceeds from the issuance of the 9.125% Notes ($511.2 million) were used to retire the outstanding indebtedness under the Credit Facility ($425.1 million), including interest and fees ($2.1 million), with the balance being used for working capital. In addition, the unamortized portion of the deferred finance fees relating to the credit facility was written off and recorded as an extraordinary item on the Statement of Operations.

(3)      Subsequent Event


                 In July 1998, the Company called for redemption of all of its outstanding 13 1/2% Senior Secured Discount Notes due 2007. The redemption date for the notes is August 1, 1998 and the redemption price per $1000 aggregate principal amount is $711.61. The accreted value of the notes at that date will approximate $91.0 million In addition, the Company is required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company intends to finance the redemption out of the net proceeds of a new offering of Senior Exchangeable Payable-in-Kind notes. The Company has filed a preliminary prospectus with the Securities and Exchange Commission.

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

         Results for the Predecessor for the three months ended June 30, 1997 and for the six months ended June 30, 1997 are based solely on the historical operations of the Predecessor prior to the merger. The discussions for the three months ended June 30, 1998 and for the six months ended June 30, 1998 are based upon the results of the Company.


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

         The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 1998, the Company provided cellular telephone service to 347,150 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.

Market Ownership

         The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1997 and June 30, 1998.


        Cellular Service Area

        Dothan, Alabama...................................................  94.6%
        Montgomery, Alabama...............................................  92.8
        Albany, Georgia...................................................  86.5
        Augusta, Georgia.................................................. 100.0
        Columbus, Georgia...................................................85.2
        Macon, Georgia......................................................99.2
        Savannah, Georgia...................................................98.5
        Panama City, Florida................................................78.4
        Alabama 8 - RSA....................................................100.0
        Georgia 6 - RSA.....................................................96.3
        Georgia 7 - RSA....................................................100.0
        Georgia 8 - RSA....................................................100.0
        Georgia 9 - RSA....................................................100.0
        Georgia 10 - RSA.................................................. 100.0
        Georgia 12 - RSA.................................................. 100.0
        Georgia 13 - RSA....................................................86.5

RESULTS OF OPERATIONS

         The following table sets forth for the Company and its predecessor, for the periods indicated, the percentage which certain amounts bear to total revenue.


                                                    Predecessor      Company     Predecessor     Company
                                                    -----------      -------     -----------     -------
                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                             --------                     --------
                                                        1997          1998           1997          1998
                                                        ----          ----           ----          ----
Revenue:
Service                                               94.6%        93.5%        94.5%        93.8%
   Equipment sales and installation                    5.4          6.5          5.5          6.2
                                                       ---          ---          ---          ---

             Total revenue                           100.0        100.0        100.0        100.0

Operating expenses:
   Engineering, technical and other direct:
         Engineering and technical (1)                 8.5          7.2          8.2          7.7
         Other direct costs of services (2)            8.2          7.3          8.5          7.3
   Cost of equipment (3)                              10.8         12.3         11.8         12.4
   Selling, general and administrative:
         Sales and marketing (4)                       8.6         11.1          8.5         10.5
         Customer service (5)                          6.3          6.3          6.5          6.5
         General and administrative (6)               13.7         10.4         14.2         10.5
   Depreciation and amortization                      17.1         22.8         17.8         24.5
                                                      ----         ----         ----         ----
               Total operating expenses               73.2         77.4         75.5         79.4
    Operating income                                  26.8%        22.6%        24.5%        20.6%
    Operating income before depreciation and
         amortization (7)                             43.9%        45.4%        42.3%        45.1%


--------------------

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

(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings.

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

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Revenue. Service revenues totaled $45.7 million for the second quarter of 1998, a decrease of 0.4% from $45.9 million for the second quarter of 1997. The decrease is primarily attributable to service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $7.3 million in the second quarter of 1997. This was substantially offset by an increase in revenues as the average number of subscribers rose to 336,936 in the second quarter of 1998 from 318,238 in 1997.

         Average monthly revenue per subscriber decreased 6.5% to $45.30 for the second quarter of 1998 from $48.41 for the second quarter of 1997. This is, in part, due to the trend common in the cellular telephone industry where on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

         Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $3.2 million for the second quarter of 1998 compared to $2.6 million for the second quarter of 1997. The increase is primarily due to a 28.4% increase in gross subscriber activations in the second quarter of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.5% in the second quarter of 1998 from 5.4% in the second quarter of 1997.

         Operating Expenses. Engineering and technical expenses decreased by 15.2% to $3.5 million for the second quarter of 1998 from $4.1 million in the second quarter of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.2% from 8.5% for the second quarter of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

         Other direct costs of service decreased to $3.6 million for the second quarter of 1998 from $4.0 million for the second quarter of 1997 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.3% from 8.2%, reflecting improved interconnection agreements ,as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.0 million for the second quarter of 1997.

         The cost of equipment increased 14.6% to $6.0 million for the second quarter of 1998 from $5.3 million for the second quarter of 1997, primarily as a result of an increase in gross subscriber activations for the same period. Equipment sales resulted in losses of $2.8 million in 1998 versus $2.6 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the second quarter of 1997.

         Selling, general and administrative expenses decreased 1.8% to $13.6 million in the second quarter of 1998 from $13.8 million in the second quarter of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

         Sales and marketing costs increased 31.8% to $5.4 million for the second quarter of 1998 from $4.1 million for the same period in 1997. This increase is primarily due to the 28.4% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 11.1% for the second quarter of 1998 compared to 8.6% for the second quarter of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $220 for the second quarter of 1998 from $233 for the second quarter of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

         Customer service costs remained flat at $3.1 million for the second quarter of 1998 and the second quarter of 1997. As a percentage of revenue, customer service costs remained at 6.3% for the second quarter of both 1998 and 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the second quarter of 1997.

         General and administrative expenditures decreased 23.4% to $5.1 million for the second quarter of 1998 from $6.7 million for the second quarter of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 10.4% in the second quarter of 1998 from 13.7% in the second quarter of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

         Depreciation and amortization increased 34.4% to $11.2 million for the second quarter of 1998 from $8.3 million for the second quarter of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 22.8% for the second quarter of 1998 compared to 17.1% for the second quarter of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.8 million for the second quarter of 1997.

         Operating income decreased 15.3% to $11.0 million in the second quarter of 1998, from $13.0 million for the second quarter of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

         Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 119.4% to $18.1 million for the second quarter of 1998 from $8.2 million in the second quarter of 1997 primarily due to rate increases on variable interest debt, and additional borrowings incurred as a result of the recent merger and the early write off of deferred financing fees totaling $9.8 million related to the credit agreement refinanced in June 1998.

         Income tax benefit was $2.7 million in the second quarter of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $1.9 million in the second quarter of 1997 based on earnings.

         Net loss for the second quarter of 1998 was $10.8 million compared to net income of $2.5 million for the second quarter of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $5.9 million net write-off of deferred finance costs recorded as an extraordinary item.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenue. Service revenues totaled $86.4 million for the first half of 1998, a decrease of 2.0% from $88.1 million for the first half of 1997. The decrease is primarily attributable to service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $14.9 million in the first half of 1997. This was substantially offset by an increase in revenues as the average number of subscribers rose to 328,378 in the first half 1998 from 302,734 in 1997.

         Average monthly revenue per subscriber decreased 8.7% to $43.86 for the first half of 1998 from $48.06 for the first half of 1997. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

         Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $5.8 million for the first half of 1998 compared to $5.1 million for the first half of 1997. The increase is primarily due to a 15.6% increase in gross subscriber activations in the first half of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.2% in the first half of 1998 from 5.5% in the first half of 1997.

         Operating Expenses. Engineering and technical expenses decreased by 6.8% to $7.1 million for the first half of 1998 from $7.7 million in the first half of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.7% from 8.2% for the first half of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the first half of 1997.

         Other direct costs of service decreased to $6.7 million for the first half of 1998 from $7.9 million for the first half of 1997 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.3% from 8.5%, reflecting improved interconnection agreements as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.2 million for the first half of 1997.

         The cost of equipment increased 4.1% to $11.5 million for the first half of 1998 from $11.1 million for the first half of 1997, primarily as a result of gross subscriber activations for the same period. Equipment sales resulted in losses of $5.7 million in 1998 versus $6.0 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.8 million for the first half of 1997.

         Selling, general and administrative expenses decreased 6.9% to $25.3 million in the first half of 1998 from $27.2 million in the first half of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

         Sales and marketing costs increased 21.5% to $9.7 million for the first half of 1998 from $8.0 million for the same period in 1997. This increase is primarily due to the 15.6% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 10.5% for the first half of 1998 compared to 8.5% for the first half of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $221 for the first half of 1998 from $234 for the first half of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the first half of 1997.

         Customer service costs remained flat at $6.0 million for the first half of 1998 and the first half of 1997. As a percentage of revenue, customer service costs remained at 6.5% for the first half of both 1998 and 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.7 million for the first half of 1997.

         General and administrative expenditures decreased 26.8% to $9.7 million for the first half of 1998 from $13.2 million for the first half of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 10.5% in the first half of 1998 from 14.2% in the first half of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the first half of 1997.

         Depreciation and amortization increased 35.9% to $22.6 million for the first half of 1998 from $16.6 million for the first half of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 24.5% for the first half of 1998 compared to 17.8% for the first half of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.5 million for the first half of 1997.

         Operating income decreased 16.9% to $19.0 million in the first half of 1998, from $22.8 million for the first half of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

         Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 122.8% to $35.9 million for the first half of 1998 from $16.1 million in the first half of 1997 primarily due to rate increases on variable interest debt, additional borrowings incurred as a result of the recent merger and the early write off of deferred financing fees totaling $9.8 million related to the credit agreement refinanced in June 1998. .

         Income tax benefit was $6.5 million in the first half of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $2.4 million in the first half of 1997 based on earnings.

         Net loss for the first half of 1998 was $17.4 million compared to net income of $3.7 million for the first half of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $5.9 million net write off of deferred finance costs recorded as an extraordinary item.