Form 10-Q
period 1998-09-30
PRICE COMMUNICATIONS CELLULAR HOLDINGS INC
filed 1998-10-23
CIK 1050028

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

                               -------------------

                             Commission file number
                                    333-36253
                                    ---------

                  PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC.

             (Exact Name of Registrant as specified in its charter)

          Delaware                                            13-3956941
 (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

     45 Rockefeller Plaza,                                      10020
      New York, New York                                      (Zip Code)
(Address of principal executive offices)

                  Registrant's telephone number (212) 757-5600

                              --------------------

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of October 20, 1998 was 100.

================================================================================

                  PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets-
        September 30, 1998 and December 31,1997...........................  I-1

      Condensed Consolidated Statements of Operations -
        Three months ended September 30, 1997 and 1998
        and nine months ended September 30, 1997 and 1998 ................  I-2

      Condensed Consolidated Statements of Stockholder's
        Equity............................................................  I-3

      Condensed Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1997 and 1998.....................  I-4

      Notes to Condensed Consolidated Financial
        Statements........................................................  I-5

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  I-8

PART II.    OTHER INFORMATION

  ITEM 1. Legal Proceedings...............................................  II-1

  ITEM 2. Changes in Securities...........................................  II-1

  ITEM 3. Defaults Upon Senior Securities - None..........................  II-1

  ITEM 4. Submission of Matters to a Vote of Security Holders.............  II-1

  ITEM 5. Other Information...............................................  II-1

  ITEM 6. Exhibits and Reports on Form 8-K................................  II-1

SIGNATURES................................................................  II-2

Item 1.  Financial Statements

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)
                                   (Unaudited)

                                                                     (Audited)
                                                     September 30,  December 31,
                                                          1998          1997
                                                     -------------  ------------
                                     Assets
Current assets:
     Cash and cash equivalents                        $   189,737    $    27,926
     Trade accounts receivable, net of
           allowance for doubtful accounts                 21,036         15,940
     Receivable from other cellular carriers                2,136          3,902
     Deferred income taxes                                  3,257          5,402
     Prepaid expenses and deposits                          9,985            902
     Inventory                                              3,350          1,280
                                                      -----------    -----------

            Total current assets                      $   229,501    $    55,352

Net property and equipment                                141,566        151,141
Licenses, net of amortization                             899,902        918,488
Other intangible assets and other assets,
    at cost less accumulated amortization                  23,835         19,498
                                                      -----------    -----------
                                                      $ 1,294,804    $ 1,144,479
                                                      ===========    ===========

                             Liabilities and Equity

Current liabilities:
     Current installments of long-term debt           $        --    $     2,812
     Payable to Price Communications Corporation            1,398          2,328
     Accounts payable                                      11,332         13,059
     Accrued interest payable                              20,293         11,361
     Accrued salaries and employee benefits                 2,630          2,324
     Other accrued liabilities                             12,018         16,031
     Deferred revenue                                       4,886          3,755
     Customer deposits                                        868            602
                                                      -----------    -----------

           Total current liabilities                  $    53,425    $    52,272

Long-term debt, excluding current installments            901,911        690,300
Accrued income taxes - long term                           30,857         50,491
Deferred income taxes (1)                                 303,539        308,901
Minority interests                                          9,067          7,352
                                                      -----------    -----------

           Total liabilities                          $ 1,298,799    $ 1,109,316
                                                      -----------    -----------

Commitments and contingencies                                  --             --

Stockholder's equity                                       (3,995)        35,163
                                                      -----------    -----------
                                                      $ 1,294,804    $ 1,144,479
                                                      ===========    ===========

(1) This accounting line represents the future tax consequences, if any, attributable to the currently reported differences between the financial statement carrying amounts of existing assets and their tax basis. These assets (largely intangibles) will be amortized by the Company and offset against this deferred tax balance without any cash consequences. This amount less the amortization would become due only if the assets are sold by the Company in a taxable transaction.

See accompanying notes to condensed consolidated financial statements.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                                 Company     Predecessor    Company      Predecessor
                                                               ----------  -------------  -----------   ------------
                                                                 For the three months        For the nine months
                                                                  ended September 30,         ended September 30,
                                                               -------------------------  --------------------------
                                                                   1998         1997          1998          1997
                                                               ------------ ------------  ------------  ------------
Revenue:
     Service                                                   $    48,517  $    45,983   $   134,938   $   134,123
     Equipment sales and installation                                3,403        2,525         9,175         7,613
                                                               -----------  -----------   -----------   -----------
           Total revenue                                       $    51,920  $    48,508   $   144,113   $   141,736
                                                               -----------  -----------   -----------   -----------
Operating expenses:
     Engineering, technical and other direct                         8,118        7,745        21,980        23,301
     Cost of equipment                                               5,886        5,055        17,401        16,111
     Selling, general and administrative                            14,683       13,811        39,988        41,014
     Depreciation and amortization                                  11,168        8,912        33,721        25,498
                                                               -----------  -----------   -----------   -----------
           Total operating expenses                            $    39,855  $    35,523   $   113,090   $   105,924
                                                               -----------  -----------   -----------   -----------
           Operating income                                    $    12,065  $    12,985   $    31,023   $    35,812
                                                               -----------  -----------   -----------   -----------
Other income (expense):
     Interest expense, net                                     $   (24,879) $    (8,354)  $   (60,786)  $   (24,468)
     Other income (expense), net                                       (55)          46           (98)          208
                                                               -----------  -----------   -----------   -----------
           Total other expense                                 $   (24,934) $    (8,308)  $   (60,884)  $   (24,260)
                                                               -----------  -----------   -----------   -----------
           Income (loss) before minority interest
             share of income, income taxes
             and extraordinary item                            $   (12,869) $     4,677   $   (29,861)  $    11,552
Minority interest share of income                                     (713)        (528)       (1,715)       (1,310)
                                                               -----------  -----------   -----------   -----------
           Income (loss) before income taxes
             and extraordinary item                            $   (13,582) $     4,149   $   (31,576)  $    10,242
Income tax (expense) benefit                                         5,051       (1,759)       11,566        (4,153)
                                                               -----------  -----------   -----------   -----------
           Income (loss) before extraordinary item             $    (8,531) $     2,390   $   (20,010)  $     6,089

Extraordinary item - write-off of deferred finance
     costs and premium on early extinguishment of debt
     (net of income tax benefit of $7,311 and $11,246
     respectively)                                                 (13,246)           -       (19,148)            -
                                                               -----------  -----------   -----------   -----------
           Net income (loss)                                   $   (21,777) $     2,390   $   (39,158)  $     6,089
                                                               ===========  ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Stockholder's Equity
                                ($ in thousands)

                                        Common Stock
                                           Class A           Additional                     Total
                                    ---------------------      paid-in      Retained     stockholder's
                                     Shares        Amount      capital      earnings        equity
                                    --------      -------      -------      --------     -------------
Balances at May 29, 1997                  --      $    --      $    --      $     --       $     --

Capital contribution                     100           --       44,015            --         44,015
Net loss                                  --           --           --        (8,852)        (8,852)
                                    --------      -------      -------      --------       --------

Balances at December 31, 1997            100      $    --      $44,015      $ (8,852)      $ 35,163

Net loss                                  --           --           --       (39,158)       (39,158)
                                    --------      -------      -------      --------       --------

Balances at September 30, 1998           100      $    --      $44,015      $(48,010)      $ (3,995)
                                    ========      =======      =======      ========       ========

     See accompanying notes to condensed consolidated financial statements.

          PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                              Company    Predecessor
                                                                            ----------   -----------
                                                                               For the nine months
                                                                               ended September 30,
                                                                            ----------------------
                                                                               1998         1997
                                                                            ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                      $ (39,158)   $   6,089
                                                                            ---------    ---------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Depreciation and amortization                                     33,797       25,498
             Minority interest share of income                                  1,715        1,310
             Deferred income taxes                                             (3,217)       3,943
             (Gain) loss on disposal of property                                  151            7
             Premium on early extinguishment of debt                           18,194           --
             Interest deferred and added to obligation of Parent Company        1,911           --
             Payment of deferred interest                                          --       (1,514)
             Decrease (increase) in trade accounts receivable                  (5,096)         473
             Decrease (increase) in inventory                                  (2,070)       2,800
             Increase (decrease) in accounts payable and accrued expenses      (5,434)         536
             Decrease in accrued income taxes - long term                     (19,634)          --
             Increase in accrued interest payable                               8,932           --
             Write-off of deferred finance costs                               12,200           --
             Change in other accounts                                           4,825         (351)
                                                                            ---------    ---------
                Total adjustments                                           $  46,274    $  32,702
                                                                            ---------    ---------
                  Net cash provided by operating activities                 $   7,116    $  38,791
                                                                            ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                                      (5,544)     (40,757)
     Proceeds from sales of property and equipment                                 --          201
     Purchase of cellular systems                                                  --      (31,469)
     Purchases of minority interests                                               --         (956)
     Increase in other intangible assets and other assets                          --         (778)
                                                                            ---------    ---------
                  Net cash used in investing activities                     $  (5,544)   $ (73,759)
                                                                            ---------    ---------

Cash flows from financing activities:
     Decrease in short-term notes payable                                          --       (1,366)
     Repayment of long-term debt                                             (518,112)      (3,782)
     Repayment of advances from Price Communications Corporation                 (930)          --
     Proceeds from long-term debt                                             725,000       41,000
     Premium on early extinguishment of debt                                  (18,194)          --
     Cash pledged for outstanding interest rate swap contracts                 (9,302)          --
     Payment of debt issuance costs                                           (18,223)          --
     Exercise of stock options                                                     --          999
                                                                            ---------    ---------
                  Net cash provided by financing activities                 $ 160,239    $  36,851
                                                                            ---------    ---------

                  Net increase in cash and cash equivalents                 $ 161,811    $   1,883
Cash and cash equivalents at the beginning of period                           27,926        1,698
                                                                            ---------    ---------
Cash and cash equivalents at the end of period                              $ 189,737    $   3,581
                                                                            =========    =========

Supplemental disclosure of cash flow information:

     Income taxes (received) paid, net                                      $     643    $    (736)
                                                                            =========    =========

     Interest paid                                                          $  82,620    $  27,471
                                                                            =========    =========

     See accompanying notes to condensed consolidated financial statements.

                  PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC.

              Notes to Condensed Consolidated Financial Statements
                                ($ in thousands)
                                   (Unaudited)

(1)   Summary of Significant Accounting Policies

Organization and Acquisition

      Price Communications Wireless, Inc. ("PCW" or the "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. and subsidiaries ("Palmer" or the "Predecessor").

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

                  PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC.

                                ($ in thousands)
                                   (Unaudited)

(1)   Summary of Significant Accounting Policies - (Continued)

Basis of Presentation

      The accompanying condensed consolidated financial statements of Price Communications Wireless, Inc. and subsidiaries (the "Company") have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials. In the opinion of management, all adjustments (none of which were other than normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 1, 1997 to reflect the price paid by PCC to acquire 100% of its Common Stock, a process generally referred to as "push down" accounting.

      The Condensed Consolidated Statement of Operations for the third quarter of 1997 and for the nine months ended September 30, 1997 and Statement of Cash Flows for the nine months ended September 30, 1997 reflect its historical results of operations and cash flows and are referred to as the "Predecessor" condensed consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report results of operations and cash flows of these two separate entities.

Reclassifications

      Certain reclassifications have been made to the 1997 Statement of Operations and Statement of Cash Flows to conform to the 1998 presentation.

(2)   Long-Term Debt

      In June 1998, PCW issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The net proceeds from the issuance of the 9.125% Notes were used to retire outstanding indebtedness under the Credit Facility, including interest.

      In August 1998, the Company redeemed all of its outstanding 13 1/2% Senior Secured Discount Notes due 2007 ("13 1/2% Notes"). The notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, the Company was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the net proceeds of a new $200,000 offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008 ("11 1/4% Notes"). Cash interest will begin to accrue on the notes on February 15, 2003 whereupon the interest rate will be reduced by 0.5%. Commencing February 15, 1999, the Company may elect to pay cash interest whereupon all future interest becomes cash pay and the interest rate would be reduced by 0.5%.

      The Company's Condensed Consolidated Balance Sheets include $201,911 (including accrued interest) at September 30, 1998 of the 11 1/4% Notes and $80,112 at December 31, 1997 of the 13 1/2% Notes..

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

      Discussions of results for the Predecessor for the three and nine months ended September 30, 1997 are derived solely from the historical operations of the Predecessor prior to the merger and include the results of operations of the Fort Myers and GA-1 markets sold in the fourth quarter of 1997. The discussions for the three and nine months ended September 30, 1998 are based upon the results of the Company which may not be comparable to the 1997 results of it predecessor because of the sales of properties previously mentioned. Although Management's Discussion and Analysis is done on a purely historical basis, the following comparative pro forma data is presented excluding the Fort Myers and GA-1 markets from the results for 1997:

                Three Months Ended September 30   Nine Months Ended September 30
                -------------------------------   ------------------------------
                        1998         1997                 1998           1997
                        ----         ----                 ----           ----

Revenue               $51,920      $40,916             $144,113        $118,321
Operating expenses     39,855       29,808              113,090          88,444
Operating income       12,065       11,108               31,023          29,877
EBITDA (1)             23,233       18,498               64,744          50,933

(1) Earnings before interest, taxes, depreciation, and amortization.

OVERVIEW

      Price Communications Wireless, Inc. ("PCW" or the "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Corporation Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. ("Palmer).

      In May, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1998, the Company provided cellular telephone service to 364,189 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

      During the course of the year, the Company has been engaged and continues to be engaged in preliminary discussions and negotiations with respect to potential acquisitions and exchanges, all with the object of being accretive in the long term for shareholders and bondholders. There can be no assurances that the Company will be successful in consummating any of such transactions or as to the terms thereof.

Market Ownership

        The following is a summary of the Company's ownership interests in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1997 and September 30, 1998.

      Dothan, Alabama....................................................  94.6%
      Montgomery, Alabama................................................  92.8
      Albany, Georgia....................................................  86.5
      Augusta, Georgia................................................... 100.0
      Columbus, Georgia..................................................  85.2
      Macon, Georgia.....................................................  99.2
      Savannah, Georgia..................................................  98.5
      Panama City, Florida...............................................  78.4
      Alabama 8 - RSA.................................................... 100.0
      Georgia 6 - RSA....................................................  96.3
      Georgia 7 - RSA.................................................... 100.0
      Georgia 8 - RSA.................................................... 100.0
      Georgia 9 - RSA.................................................... 100.0
      Georgia 10 - RSA................................................... 100.0
      Georgia 12 - RSA................................................... 100.0
      Georgia 13 - RSA...................................................  86.5

RESULTS OF OPERATIONS

        The following table sets forth for the Company and its predecessor, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                               Company  Predecessor  Company  Predecessor
                                               -------  -----------  -------  -----------
                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                  -------------         -------------
                                                 1998        1997      1998     1997
                                                 ----        ----      ----     ----
Revenue:
  Service ...................................    93.4%       94.8%     93.6%     94.6%
  Equipment sales and installation ..........     6.6         5.2       6.4       5.4
                                                 ----        ----      ----      ----
          Total revenue .....................   100.0       100.0     100.0     100.0

Operating expenses:
  Engineering, technical and other direct:
       Engineering and technical(1) .........     7.9         7.8       7.8       8.0
       Other direct costs of services(2) ....     7.7         8.1       7.4       8.4
  Cost of equipment(3) ......................    11.3        10.4      12.1      11.4
  Selling, general and administrative:
       Sales and marketing(4) ...............     9.7         8.2      10.2       8.4
       Customer service(5) ..................     6.5         6.0       6.5       6.3
       General and administrative(6) ........    12.1        14.3      11.1      14.2
  Depreciation and amortization .............    21.3        18.4      23.4      18.0
                                                 ----        ----      ----      ----
          Total operating expenses ..........    76.8        73.2      78.5      74.7

  Operating income ..........................    23.2%       26.8%     21.5%     25.3%

  Operating income before depreciation
    and Amortization(7) .....................    44.7%       45.2%     44.9%     43.3%

----------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Revenue. Service revenues totaled $48.5 million for the third quarter of 1998, an increase of 5.5% from $46.0 million for the third quarter of 1997. The increase is primarily attributable to the increase in the average number of subscribers to 356,804 in the third quarter of 1998 from 284,829 in 1997 (excluding subscribers in the two markets sold in 1997). This was significantly offset by the loss of service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $7.2 million in the third quarter of 1997.

      Average monthly revenue per subscriber decreased to $46.27 for the third quarter of 1998 from $46.51 for the third quarter of 1997. This minimal decrease is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $3.4 million for the third quarter of 1998 compared to $2.5 million for the third quarter of 1997. The increase is primarily due to a 25.3% increase in gross subscriber activations in the third quarter of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.6% in the third quarter of 1998 from 5.2% in the third quarter of 1997.

      Operating Expenses. Engineering and technical expenses increased by 7.9% to $4.1 million for the third quarter of 1998 from $3.8 million in the third quarter of 1997. As a percentage of revenue, engineering and technical expenses increased to 7.9% from 7.8% for the third quarter of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the third quarter of 1997.

      Other direct costs of service amounted to $4.0 million for the third quarter of 1998 and 1997. As a percentage of revenue, these costs of service declined to 7.7% from 8.1%, reflecting improved interconnection agreements , as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the third quarter of 1997.

      The cost of equipment increased 15.7% to $5.9 million for the third quarter of 1998 from $5.1 million for the third quarter of 1997, primarily as a result of an increase in gross subscriber activations for the comparable period. Equipment sales resulted in losses of $2.5 million in 1998 and 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.1 million for the third quarter of 1997.

      Selling, general and administrative expenses increased 6.5% to $14.7 million in the third quarter of 1998 from $13.8 million in the third quarter of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 25.0% to $5.0 million for the third quarter of 1998 from $4.0 million for the same period in 1997. This increase is primarily due to the 25.3% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 9.7% for the third quarter of 1998 compared to 8.2% for the third quarter of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $440 for the third quarter of 1998 from $597 for the third quarter of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.3 million for the third quarter of 1997.

      Customer service costs increased 17.2% to $3.4 million for the third quarter of 1998 from $2.9 million for the third quarter of 1997. As a percentage of revenue, customer service costs increased to 6.5% for the third quarter of 1998 from 6.0% for the same period in 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the third quarter of 1997.

      General and administrative expenditures decreased 9.5% to $6.3 million for the third quarter of 1998 from $6.9 million for the third quarter of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 12.1% in the third quarter of 1998 from 14.3% in the third quarter of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the third quarter of 1997.

      Depreciation and amortization increased 25.8% to $11.2 million for the third quarter of 1998 from $8.9 million for the third quarter of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 21.5% for the third quarter of 1998 compared to 18.4% for the third quarter of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.8 million for the third quarter of 1997.

      Operating income decreased 7.1% to $12.1 million in the third quarter of 1998, from $13.0 million for the third quarter of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased to $24.9 million for the third quarter of 1998 from $8.4 million in the third quarter of 1997 primarily due to additional borrowings and refinancings incurred as a result of the recent merger and to a lesser extant higher rates of interest.

      Income tax benefit was $5.1 million in the third quarter of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $1.8 million in the third quarter of 1997 based on earnings.

      Net loss for the third quarter of 1998 was $21.8 million compared to net income of $2.4 million for the third quarter of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense, the $13.2 million write-off of deferred finance costs and the premium on early extinguishment of debt recorded as an extraordinary item.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Revenue. Service revenues totaled $135.0 million for the first nine months of 1998, a slight increase from $134.1 million for the same period in 1997. The increase is primarily attributable to an increase in the average number of subscribers to 336,763 in the first nine months of 1998 from 270,335 in 1997 after adjusting for the sale of the Fort Myers and GA-1 markets. Offsetting this increase is the loss of service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $22.1 million for the first nine months of 1997.

      Average monthly revenue per subscriber decreased 5.1% to $45.08 for the first nine months of 1998 from $47.52 for the same period in 1997. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $9.2 million for the first nine months of 1998 compared to $7.6 million for the first nine months of 1997. The increase is primarily due to a 35.0% increase in gross subscriber activations for the period in 1998 compared to 1997(adjusted for the sale of the two markets). As a percentage of revenue, equipment sales and installation revenue increased to 6.4% in the first nine months of 1998 from 5.4% for the same period in 1997.

      Operating Expenses. Engineering and technical expenses decreased slightly to $11.3 million for the first nine months of 1998 from $11.5 million in the first nine months of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.8% from 8.0% for the comparable nine month periods in 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.4 million for the first nine months of 1997.

      Other direct costs of service decreased to $10.7 million for the first nine months of 1998 from $11.8 million for the same period in 1997 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.4% from 8.0%, reflecting improved interconnection agreements as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $3.1 million for the first nine months of 1997.

      The cost of equipment increased 8.0% to $17.4 million for the nine moth period ending September 30, 1998 from $16.1 million for the same period in 1997, primarily as a result of an increase in gross subscriber activations for the same period. Equipment sales resulted in losses of $8.2 million in 1998 versus $8.5 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.9 million for the comparable period in 1997.

      Selling, general and administrative expenses decreased 2.4% to $40.0 million for the first nine months of 1998 from $41.0 million for the same period in 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 23.5% to $14.7 million for the first nine months of 1998 from $11.9 million for the same period in 1997. This increase is primarily due to the 35.0% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 10.2% for the first nine months of 1998 compared to 8.4% for the same period in 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $420 for the first nine months of 1998 from $510 for the first nine months of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the same period in 1997.

      Customer service costs increased to $9.3 million for the first nine months of 1998 compared to $8.9 million for the same period in 1997. The increase in subscribers attributes to the increase in customer service costs. As a percentage of revenue, customer service costs increased to 6.5% from 6.3%. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.1 million for the first nine months of 1997.

      General and administrative expenditures decreased 20.8% to $16.0 million for the first nine months of 1998 from $20.2 million for the comparable period in 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 11.1% in the first nine months of 1998 from 14.2% for the same period in 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the nine month period in 1997.

      Depreciation and amortization increased 32.2% to $33.7 million for the first nine months of 1998 from $25.5 million for the same period in 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 23.4% for the first nine months of 1998 compared to 18.0% for the first nine months of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.3 million for the period in 1997.

      Operating income decreased 13.4% to $31.0 million for the first nine months half of 1998, from $35.8 million for the same period in 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased to $60.8 million for the nine month period ending September 30, 1998 from $24.5 million for the first nine months of 1997 primarily due to additional borrowings incurred as a result of the recent merger and some rate increases.

      Income tax benefit was $11.6 million for the first nine months of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $4.2 million in the first nine months of 1997 based on earnings.

      Net loss for the first nine months of 1998 was $39.2 million compared to net income of $6.1 million for the comparable period in 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $19.1 million net write-off of deferred finance costs and the premium associated with the early extinguishment of debt (both net of taxes) recorded as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow.

      In July 1998, the Company called for redemption of all its outstanding 13 1/2% Senior Secured Discount Notes due 2007. The notes were redeemed in August 1998 at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, the Company was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the net proceeds of a new offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008.

      In June 1998, PCW issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. These Notes replaced the existing credit facility which approximated $425.1 million as of the redemption date.

      In July 1997, PCW issued $175 million of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

      In August 1997 Holdings issued 153,400 units, consisting of Notes and Warrants, in exchange for $80 million. The Notes accrete at a rate of 13.5% compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002.

YEAR 2000 IMPACT

      The Company has studies the impact of the year 2000 on its operational and financial systems and has developed estimates of costs of implementing changes or upgrades where necessary. Preliminary estimates indicate that these costs will be less than $2 million. However, the Company is unable to predict all of the implications of the year 2000 issue as it relates to its supplies and other entities. It is anticipated that a substantial portion of the costs will be incurred in the next two years and will be expenses as incurred.

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

                                PRICE COMMUNICATIONS CELLULAR HOLDINGS INC, INC.


Date:  October 23, 1998         By: /s/ Robert Price
                                    -----------------------------
                                Robert Price
                                Director, President and Treasurer

                                INDEX TO EXHIBITS

Exhibit
Number                                 Description
-----                                  -----------

  27                             Financial Data Schedule